Form 10-K
period 2005-03-07
GSAMP Trust 2004-NC1
filed 2005-03-31
CIK 1289247

UNITED STATES OF AMERICA
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C.  20549

                                    FORM 10-K

                   Annual Report Pursuant to Section 13 or 15(d)
                      of the Securities Exchange Act of 1934

                             For the fiscal year ended
                                 December 31, 2004

                        Commission file number: 333-100818-32

                             GS Mortgage Securities Corp.,
               (as Depositor under the Pooling and Servicing Agreement,
                dated as of April 1, 2004, providing for the issuance
                    of GSAMP Trust 2004-NC1, Mortgage Pass-Through
                               Certificates Series, 2004-NC1)
              (Exact name of Registrant as specified in its Charter)

                Delaware                                    13-6357101
           (State or other jurisdiction                  (I.R.S. Employer
           incorporation or organization)              Identification Number)

          85 Broad Street
           NEW YORK, NEW YORK                             10004
         (Address of principal executive offices)      (Zip Code)

            Registrant's telephone number, including area code:
                               (212)902-1000

          Securities registered pursuant to Section 12(b) of the Act:
                                     None

          Securities registered pursuant to Section 12(g) of the Act:
                                     None

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No[ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to
     Item 405 of Regulation S-K (229.405 of this chapter) is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
     Form 10-K.         [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter.

     Not Applicable

     Indicate the number of shares outstanding of each of the registrant's classes of common stock, as of December 31, 2004.

     Not Applicable

     DOCUMENTS INCORPORATED BY REFERENCE
     None

     PART I

     ITEM 1.  Business.

     Not Applicable

     ITEM 2.  Properties.

     Not Applicable

     ITEM 3.  Legal Proceedings.

     The Registrant knows of no material pending legal proceedings involving the trust created under the Pooling and Servicing Agreement, the trustee, any servicer or the registrant with respect to the trust other than routine litigation incidental to the duties of the respective parties.

     ITEM 4.  Submission of Matters to a Vote of Security Holders.

     None

     PART II

     ITEM 5. Market for Registrant's Common Equity and Related Stockholder Matters and Issuer Purchases of Equity Securities.

     There is currently no established public trading market for Registrant's Certificates known to the Registrant.

     As of December 31, 2004 the number of holders of record for the registered certificates was 7 based on the Trustee's records.

     ITEM 6.  Selected Financial Data.

     Not Applicable

     ITEM 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Not Applicable

     ITEM 7A.  Quantitative and Qualitative Disclosures About Market Risk.

     Not Applicable

     ITEM 8.  Financial Statements and Supplementary Data.

     Not Applicable

     ITEM 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

     None

     ITEM 9A  Controls and Procedures

     Not Applicable

     ITEM 9B Other Information

     None

     PART III

     ITEM 10.  Directors and Executive Officers of Registrant.

     Not Applicable

     ITEM 11.  Executive Compensation.

     Not Applicable

     ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     Not Applicable

     ITEM 13.  Certain Relationships and Related Transactions.

     Not Applicable

     ITEM 14.  Principal Accountant Fees and Services

     Not Applicable

     PART IV

     ITEM 15. Exhibits, Financial Statement Schedules.

     (a) The following is a list of documents filed as part of this Annual Report on Form 10-K:

         Exhibit 31   Sarbanes-Oxley Act Section 302 Certification

         Exhibit 99.1 Servicer's Annual Statement of Compliance for Litton Loan Servicing LP for Year End December
         31, 2004

         Exhibit 99.2 Servicer's Report of Independent Registered Public Accounting Firm for Litton Loan Servicing LP for Year End December 31, 2004

         Exhibit 99.3 Servicer's Annual Statement of Compliance for
         New Century Mortgage Corporation for Year End December 31, 2004

         Exhibit 99.4 Servicer's Annual Independent Accountant's Report for New Century Mortgage Corporation for Year End
         December 31, 2004

         Exhibit 99.5 Aggregate Statement of Distributions to
         Certificateholders for Year End December 31, 2004.

     (b) The exhibits required to be filed by Registrant pursuant to Item 601 of Regulation S-K are listed above.

     (c) Not Applicable



                                     SIGNATURE

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                                   GS Mortgage Securities Corp.,
                                   as Depositor


                                       By: /s/: Michelle Gill
                                                Michelle Gill
                                                Vice President


     Date: March 30, 2005


     SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO SECTION 12 OF THE ACT.

     (a) (1)  No annual report is provided to the certificateholders.

     (a) (2) No proxy statement, form of proxy or other proxy soliciting material has been sent to any certificateholder with respect to any annual or other meeting of the certificateholders.

CERTIFICATION


Re: 	GSAMP Trust 2004-NC1 (the "Trust") Mortgage Pass-Through Certificates,
Series 2004-NC1, issued pursuant to the Pooling and Servicing Agreement, dated as of April 1, 2004 (the "Pooling and Servicing Agreement"), among GS Mortgage Securities Corp., NC Capital Corporation, New Century Mortgage Corporation ("New Century"), Deutsche Bank National Trust Company, as trustee (the "Trustee") and Litton Loan Servicing LP, as servicer
(collectively with New Century, the "Servicers")

I, Michelle Gill, certify that:

1. I have reviewed this annual report on Form 10-K ("Annual Report"), and all reports on Form 8-K containing distribution reports (collectively with this Annual Report, the "Reports") filed in respect of periods included in the year covered by this Annual Report, of the Trust;

2. Based on my knowledge, the information in the Reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this Annual Report;

3. Based on my knowledge, the distribution or servicing information required to be provided to the Trustee by the Servicers under the Pooling and Servicing Agreement for inclusion in the Reports is included in the Reports;

4. Based on my knowledge and upon the annual compliance statement included in this Annual Report and required to be delivered to the Trustee in accordance with the terms of the Pooling and Servicing Agreement, and except as disclosed in the Reports, the Servicers have fulfilled its obligations under the Pooling and Servicing Agreement; and

5. The Reports disclose all significant deficiencies relating to the Servicers' compliance with the minimum servicing standards based upon the report provided by an independent public accountant, after conducting a review in compliance with the Uniform Single Attestation Program for Mortgage Bankers or similar procedure, as set forth in the Pooling and Servicing Agreement, that is included in the Reports.

In giving the certifications above, I have reasonably relied on information provided to me by the following unaffiliated parties: the Trustee and the Servicers.


Date: March 30, 2005
/s/: Michelle Gill
Michelle Gill
Vice President

Exhibit 99.1

Litton Loan Servicing LP Company Logo Here
An affiliate of C-BASS

4828 Loop Central Drive
Telephone (713) 960-9676
Houston, Texas 77081
Fax (713) 960-0539

March 10, 2005

GS0401
Deutsche Bank National Trust Company
1761 East St. Andrew Place
Santa Ana, CA 92705-4934

RE: GSAMP Trust 2004-NC1, Mortgage Pass-Through Certificates, Series 2004-NC1

To Whom It May Concern:

The undersigning officer of Litton Loan Servicing LP provides the Annual Statement as to Compliance as required by the Pooling and Servicing Agreement for the above referenced security and certifies that (i) a review of the activities of the Servicer during such preceding fiscal year (or such shorter period in the case of the first such report) and of performance under this Agreement has been made under my supervision, and (ii) to the best of my knowledge, based on such review, the Servicer has fulfilled all its obligations under this Agreement for 2004.

Sincerely,

By: /s/ : Janice McClure
Janice McClure
Senior Vice President

By: /s/ : Ann Kelley
Ann Kelley
Secretary

Exhibit 99.2

Deloitte

Deloitte & Touche LLP
Suite 2300
333 Clay Street
Houston, TX 77002-4196
USA
Tel: +1 713 982 2000
Fax: +1 713 982 2001
www.deloitte.com


Report of Independent Registered Public Accounting Firm

To the Partners of Litton Loan Servicing LP:

We have examined management's assertion that Litton Loan
Servicing LP (the Company) has complied as of and for the year ended December 31, 2004, with its established minimum servicing standards described in the accompanying Management Assertion Report dated February 16, 2005. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified
Public Accountants as adopted by the Public Company Accounting
Oversight Board (United States) and, accordingly, included examining, on a test basis, evidence about the Company's compliance with its minimum servicing standards and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with its minimum servicing standards.

In our opinion, management's assertion that the Company complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004, is fairly stated, in all material respects based on the criteria set forth in Appendix I.


/s/: Deloitte & Touche LLP
Deloitte & Touche LLP
February 16, 2005


Member of
Deloitte Touche Tohmatsu

LITTON LOAN SERVICING LP Company Logo Here

LITTON LOAN SERVICING LP
An affiliate of C-Bass
4828 Loop Central Drive
Telephone (713) 960-9676
Houston, Texas 77081
Fax (713) 966-8830



February 16, 2005

MANAGEMENT ASSERTION REPORT


As of and for the year ended December 31, 2004, Litton Loan
Servicing LP (the Company) has complied, in all material respects, with the Company's established minimum servicing standards for residential mortgage loans as set forth in Appendix I (the "Standards"). The Standards are based on the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers. As of and for this same period, Litton Loan Servicing LP had in effect a fidelity bond in the amount $40,000,000 and an errors and omissions policy in the amount of $40,000,000.



/s/:  Larry B. Litton
Larry B. Litton, Sr., President & CEO


//s/:  Larry B. Litton
Larry B. Litton, Jr., Chief Operating Officer

LITTON LOAN SERVICING L.P.

APPENDIX I -MINIMUM SERVICING STANDARDS AS SET FORTH IN THE
MORTGAGE BANKERS ASSOCIATION OF AMERICA'S UNIFORM SINGLE
ATTESTATION PROGRAM FOR MORTGAGE BANKERS

I. CUSTODIAL BANK ACCOUNTS

   1. Reconciliations shall be prepared on a monthly basis for all custodial bank accounts and related bank clearing accounts. These reconciliations shall:

      .   be mathematically accurate;

          be prepared within forty-five (45) calendar days after the cutoff date;

          be reviewed and approved by someone other than the person who prepared the reconciliation; and

          document explanations for reconciling items. These reconciling items shall be resolved within ninety (90) calendar days of their original identification.

   2. Funds of the servicing entity shall be advanced in cases where there is an overdraft in an investor's or a mortgagor's account.

   3. Each custodial account shall be maintained at a federally insured depository institution in trust for the applicable investor.

   4. Escrow funds held in trust for a mortgagor shall be returned to the mortgagor within thirty (30) calendar days of payoff of the mortgage loan.

II. MORTGAGE PAYMENTS

   1. Mortgage payments shall be deposited into the custodial bank accounts and related bank clearing accounts within two business days of receipt.

   2. Mortgage payments made in accordance with the mortgagor's loan documents shall be posted to the applicable mortgagor records within two business days of receipt.

   3. Mortgage payments shall be allocated to principal, interest, insurance, taxes or other escrow items in accordance with the mortgagor's loan documents.

   4. Mortgage payments identified as loan payoffs shall be allocated in accordance with the mortgagor's loan documents.


III. DISBURSEMENTS

   1. Disbursements made via wire transfer on behalf of a mortgagor or investor shall be made only by authorized personnel.

   2. Disbursements made on behalf of a mortgagor or investor shall be posted within two business days to the mortgagor's or investor's records maintained by the servicing entity.

   3. Tax and insurance payments shall be made on or before the penalty or insurance policy expiration dates, as indicated on tax bills and insurance premium notices, respectively, provided that such support has been received by the servicing entity at least thirty (30) calendar days prior to these dates.

   4. Any late payment penalties paid in conjunction with the payment of any tax bill or insurance premium notice shall be paid from the servicing entity's funds and not charged to the mortgagor, unless the late payment was due to the mortgagor's error or omission.

   5. Amounts remitted to investors per the servicer's investor reports shall agree with cancelled checks, or other form of payment, or custodial bank statements.

   6. Unused checks shall be safeguarded so as to prevent unauthorized access.


IV. INVESTOR ACCOUNTING AND REPORTING

   1. The servicing entity's investor reports shall agree with, or reconcile to, investors' records on a monthly basis as to the total unpaid principal balance and number of loans serviced by the servicing entity.

V. MORTGAGOR LOAN ACCOUNTING

   1. The servicing entity's mortgage loan records shall agree with, or reconcile to, the records of mortgagors with respect to the unpaid principal balance on a monthly basis.

   2. Adjustments on ARM loans shall be computed based on the related mortgage note and any ARM rider.

   3. Escrow accounts shall be analyzed, in accordance with the mortgagor's loan documents, on at least an annual basis.

   4. Interest on escrow accounts shall be paid, or credited, to mortgagors in accordance with the applicable state laws.

VI. DELINQUENCIES

   1. Records documenting collection efforts shall be maintained during the period a loan is in default and shall be updated at least monthly. Such records shall describe the entity's activities in monitoring delinquent loans including, for example, phone calls, letters and mortgage payment rescheduling plans in cases where the delinquency is deemed temporary (e.g., illness or unemployment).

VII. INSURANCE POLICIES

   1. A fidelity bond and errors and omissions policy shall be in effect on the servicing entity throughout the reporting period in the amount of coverage represented to investors in management's assertion.

Exhibit 99.3

ANNUAL STATEMENT AS TO COMPLIANCE

GSAMP TRUST 2004-NC1
Mortgage Pass-Through Certificates, Series 2004-NC1

I, Kevin Cloyd, hereby certify that I am a duly appointed Executive Vice President of New Century Mortgage Corporation (the "Servicer"), and further certify as follows:

1. This certification is being made pursuant to the terms of the Pooling and Servicing Agreement, dated as of April 1, 2004 (the "Agreement"), among GS Mortgage Securities Corp. as depositor (the "Depositor"), Litton Loan Servicing LP as servicer, the Servicer, NC Capital Corporation as responsible party and Deutsche Bank National Trust Company, as trustee (the "Trustee").

2. I have reviewed the activities of the Servicer during the preceding year and the Servicer's performance under the Agreement and to the best of my knowledge, based on such review, the Servicer has fulfilled all of its obligations under the Agreement throughout the year.

Capitalized terms not otherwise defined herein have the meanings set forth in the Agreement.

Dated: March 15, 2005

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2005.

By: /s/: Kevin Cloyd
Name: Kevin Cloyd
Title: Executive Vice President

I, Jennifer Jewett, an Assistant Secretary of the Company, hereby certify that Kevin Cloyd is a duly elected, qualified, and acting Executive Vice President of the Company and that the signature appearing above is his genuine signature.

IN WITNESS WHEREOF, the undersigned has executed this Certificate as of March 15, 2005.

By: /s/: Jennifer Jewett
Name: Jennifer Jewett
Title: Assistant Secretary

Exhibit 99.4

KPMG logo here


KPMG LLP
Suite 2000
355 South Grand Avenue
Los Angeles, CA 90071-1568

Independent Accountants' Report - Uniform Single Attestation
Program for Mortgage Bankers

The Board of Directors
New Century Mortgage Corporation

We have examined management's assertion, included in the accompanying Management Assertion - Uniform Single Attestation Program for Mortgage Bankers, that New Century Mortgage Corporation (the Company), complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP) as of and for the year ended December 31, 2004. Management is responsible for the Company's compliance with those minimum servicing standards. Our responsibility is to express an opinion on management's assertion about the Company's compliance based on our examination.

Our examination was conducted in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with the minimum servicing standards specified above and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with the minimum servicing standards.

In our opinion, management's assertion that New Century Mortgage Corporation complied with the aforementioned minimum servicing standards as of and for the year ended December 31, 2004 and is fairly stated, in all material respects.

/s/: KPMG LLP

March 24, 2005

New Century Financial Corporation logo here
18400 Von Karman, Suite 1000, Irvine, CA 92612 (949) 224-5745 FAX (949) 863-7255

Management Assertion
Uniform Single Attestation Program
for Mortgage Bankers

As of and for the year ended December 31, 2004, New Century Mortgage Corporation has complied in all material respects, with the minimum servicing standards set forth in the Mortgage Bankers Association of America's (MBA), Uniform Single Attestation Program for Mortgage Bankers
(USAP). As of and for this same period, New Century Mortgage Corporation had in effect a fidelity bond and an errors and omissions policy both in the amount of $30,000,000.


New Century Mortgage Corporation

/s/: Patrick Flanagan
Patrick Flanagan
President

3/24/2005
Date

/s/: Patti M. Dodge
Patti M. Dodge
EVP and Chief Financial Officer

3/24/2005
Date